Form 10-Q
period 1994-03-31
AMERICAN OIL & GAS CORP /DE/
filed 1994-05-16
CIK 746896

================================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             --------------------

                                   FORM 10-Q
(Mark One)

(x)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1994

( )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


       FOR THE TRANSITION PERIOD FROM ________________ TO ______________


                         COMMISSION FILE NUMBER 1-8717

                             --------------------

                        AMERICAN OIL AND GAS CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              DELAWARE                                  75-1967662
       (STATE OF INCORPORATION)          (I.R.S. EMPLOYER IDENTIFICATION NUMBER)

          333 CLAY STREET
             SUITE 2000
           HOUSTON, TEXAS                                   77002
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                  (ZIP CODE)


      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (713) 739-2900


                             --------------------


              Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months, and (2) has been subject
to such filing requirements for the past 90 days. Yes   X      No
                                                       ---         ---

              Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of the close of business on May 13, 1994, the Company had 25,969,395 shares of common stock, par value $0.04 per share, outstanding.

================================================================================

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
              OF AMERICAN OIL AND GAS CORPORATION AND SUBSIDIARIES


                         PART I.  FINANCIAL INFORMATION


ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)               Page
                                                                     ----
Consolidated Balance Sheets
  As of March 31, 1994 and December 31, 1993                           3

Consolidated Statements of Operations
  For the three months ended March 31, 1994 and 1993                   4

Consolidated Statements of Cash Flows
  For the three months ended March 31, 1994 and 1993                   5

Notes to Unaudited Consolidated Financial Statements                   6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
      FINANCIAL CONDITION AND RESULTS OF OPERATIONS                    7

                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                             10

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                              10

               AMERICAN OIL AND GAS CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                MARCH 31, 1994 (UNAUDITED) AND DECEMBER 31, 1993



               ASSETS                                                     1994                   1993
                                                                     --------------      ----------------
                                                                                (IN THOUSANDS)
Current Assets:
  Cash and cash equivalents                                          $       10,789      $          9,207
  Accounts receivable                                                        82,911                90,850
  Inventories                                                                 8,539                17,779
  Amounts due from Cabot Corporation                                          5,512                 5,724
  Deferred income tax benefits and other                                      5,641                 4,935
                                                                     --------------      ----------------
    Total current assets                                                    113,392               128,495
                                                                     --------------      ----------------
Property and Equipment, at cost:
  Gas gathering, processing and transmission                                342,537               332,037
  Other                                                                      12,635                12,090
                                                                     --------------      ----------------
                                                                            355,172               344,127
  Less--Accumulated depreciation and amortization                           (57,117)              (52,367)
                                                                     --------------      ----------------
                                                                            298,055               291,760
                                                                     --------------      ----------------
  Other                                                                       1,714                 1,773
                                                                     --------------      ----------------
    Total Assets                                                     $      413,161      $        422,028
                                                                     ==============      ================

  LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current maturities of long-term debt                               $       23,542      $         22,568
  Accounts payable                                                           62,162                73,506
  Other                                                                       4,736                 2,679
                                                                     --------------      ----------------
    Total current liabilities                                                90,440                98,753
                                                                     --------------      ----------------
Long-term Debt, Net of Current Maturities                                    96,084               100,232
                                                                     --------------      ----------------
Deferred Income Taxes and Other                                              33,585                33,137
                                                                     --------------      ----------------

Commitments and Contingencies
Stockholders' Equity:
 Preferred stock, $10 par value, 2,000,000
   shares authorized, none issued and outstanding                                --                    --
 Common stock, $.04 par value, 50,000,000 shares authorized,
   25,969,395 and 25,884,395 issued and outstanding, respectively             1,039                 1,035
 Capital in excess of par value                                             195,858               195,313
 Accumulated deficit                                                         (3,011)               (5,285)
 Deferred compensation                                                         (834)               (1,157)
                                                                     --------------      ----------------
    Total stockholders' equity                                              193,052               189,906
                                                                     --------------      ----------------
    Total Liabilities and Stockholders' Equity                       $      413,161      $        422,028
                                                                     ==============      ================

          See accompanying notes to consolidated financial statements.

               AMERICAN OIL AND GAS CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                   THREE MONTHS ENDED MARCH 31, 1994 AND 1993
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                 1994                   1993
                                           ---------------        ----------------
Revenues:
  Natural gas sales                        $       139,747         $       114,491
  Natural gas liquids sales                         13,595                  16,565
  Transportation                                     2,977                   2,795
  Other                                                401                     296
                                           ---------------         ---------------
                                                   156,720                 134,147
                                           ---------------         ---------------

Operating Costs and Expenses:
  Cost of sales                                    134,594                 112,419
  Operation and maintenance                          5,439                   5,192
  General and administrative                         5,572                   4,622
  Depreciation and amortization                      4,805                   4,253
  Taxes--other than income taxes                       872                     821
                                           ---------------         ---------------
                                                   151,282                 127,307
                                           ---------------         ---------------
Operating Income                                     5,438                   6,840
                                           ---------------         ---------------
Other Income (Expense):
  Interest income                                      124                     152
  Interest expense                                  (1,969)                 (2,317)
  Other, net                                           (68)                     45
                                           ---------------         ---------------
                                                    (1,913)                 (2,120)
                                           ---------------         ---------------

Income Before Income Taxes                           3,525                   4,720
Provision for Income Taxes                           1,251                   1,361
Net Income                                           2,274                   3,359
                                           ---------------         ---------------
Preferred Stock Dividends                               --                      43
                                           ---------------         ---------------
Net Income Applicable to Common Stock      $         2,274         $         3,316
                                           ===============         ===============

Earnings Per Common Share                  $          0.09         $          0.13
                                           ===============         ===============
Number of Shares Used in Computing
 Earnings Per Common Share                          26,649                  26,257
                                           ===============         ===============

          See accompanying notes to consolidated financial statements.

               AMERICAN OIL AND GAS CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                   THREE MONTHS ENDED MARCH 31, 1994 AND 1993
                             (IN THOUSANDS)

                                                                               1994                 1993
                                                                          -------------        ------------
Cash and Cash Equivalents at Beginning of Period                          $       9,207        $     14,165
                                                                          -------------        ------------
Cash Flows From Operating Activities:
  Net income                                                                      2,274               3,359
  Adjustments to reconcile net income to net
   cash provided by operating activities--
    Depreciation and amortization                                                 4,805               4,253
    Deferred income taxes                                                           511               1,362
    Resolution of contractual obligations                                          (514)             (1,252)
    Executive stock compensation                                                    323                  --
    Provision for doubtful accounts                                                  --                 150
    Change in assets and liabilities net of effects from
     acquisitions--
      Decrease in accounts receivable                                             8,775              12,923
      Decrease in inventories                                                     9,240               5,339
      (Increase) decrease in prepaid expenses and other                            (701)                103
      Decrease in accounts payable                                              (11,344)             (6,225)
      Increase in other current liabilities                                       2,057                 895
      Other assets and liabilities                                                  216                  40
                                                                          -------------        ------------
Net Cash Provided by Operating Activities                                        15,642              20,947
                                                                          -------------        ------------
Cash Flows From Investing Activities:
  Payments for acquisitions, net of cash acquired                                    --              (1,947)
  Capital expenditures                                                          (11,050)             (4,687)
  (Payments) collections under Basket Agreement                                    (322)              1,225
  Other                                                                              --                (468)
                                                                          -------------        ------------
Net Cash Used in Investing Activities                                           (11,372)             (5,877)
                                                                          -------------        ------------
Cash Flows From Financing Activities:
  Principal payments on long-term debt                                           (4,274)            (17,293)
  Proceeds from issuance of long-term debt                                        1,100              12,000
  Preferred stock dividends paid                                                     --                (407)
  Proceeds from issuance of common stock                                            486                  35
                                                                          -------------        ------------
Net Cash Used in Financing Activities                                            (2,688)             (5,665)
                                                                          -------------        ------------
Net Increase in Cash and Cash Equivalents                                         1,582               9,405
                                                                          -------------        ------------
Cash and Cash Equivalents at End of Period                                $      10,789        $     23,570
                                                                          =============        ============
Supplemental Cash Flow Information:
 Cash paid during the period for:
   Interest, net of amounts capitalized                                   $       2,206        $      2,518
   Income taxes                                                           $         750        $         --



          See accompanying notes to consolidated financial statements.

               AMERICAN OIL AND GAS CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1)          GENERAL

             The unaudited interim consolidated financial statements of American Oil and Gas Corporation and subsidiaries (the "Company"), have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management, the interim consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the Company's financial position, results of operations and cash flows for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company included in its 1993 Annual Report on Form 10-K.

(2)          PROPOSED MERGER

             On March 24, 1994, the Company and K N Energy, Inc. ("KNE") entered into an agreement of merger whereby KNE would exchange 0.47 share of its common stock for each outstanding share of the Company's common stock. The merger is subject to, among other things, the approval of the stockholders of each company at special meetings of stockholders expected to be held in July 1994. A preliminary Joint Proxy/Prospectus was filed with the Securities and Exchange Commission on April 25, 1994.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

            The following table includes certain financial and operating data for the three months ended March 31, 1994 and 1993 (in thousands, except per unit data):

                                                             1994             1993
                                                        -------------    -------------
FINANCIAL DATA:
 Revenues                                               $     156,720    $     134,147
 Operating Income                                       $       5,438    $       6,840
 Net Income Applicable to Common Stock                  $       2,274    $       3,316
 Earnings Per Share                                     $        0.09    $        0.13

 Average Sales Prices--
  Natural gas, per MMBtu                                $        2.41    $        2.19
  Natural gas liquids (NGL), per gallon                 $        0.28    $        0.34
  Condensate, per barrel                                $       15.42    $       15.20
 Average Cost of Sales--
  Gas Sales, per MMBtu                                  $        2.17    $        1.96
  NGL, per gallon                                       $        0.20    $        0.21

OPERATING DATA:
 Gas Sales (in MMBtu)                                          57,925           52,260
 NGL Sales (in gallons)                                        40,974           42,042
 Condensate Sales (in barrels)                                    139              154
 Transportation Volumes (in MMBtu)                             25,544           29,612
 Average Daily Throughput (in MMBtu)                            1,003              980
 Average Daily Gas Volumes Processed
   Through Company-owned Plants (in MMBtu)                        194              205

Note:  1.025 MMBtu of natural gas approximates 1.0 Mcf.

            QUARTER ENDED MARCH 31, 1994 COMPARED WITH 1993. Net income for the current quarter was approximately 31 percent lower than the first quarter of 1993 primarily due to:

                             (i) a $2.1 million (39 percent) decrease in gross margin on NGL sales related to lower sales prices during the current quarter;
                             (ii) $0.6 million of expenses in the current quarter related to the proposed merger with K N Energy, Inc. ("KNE") and the reorganization of the Company's marketing and supply departments;
                             (iii) a lower gross margin contribution from
                                   settlements of certain contractual matters
                                   ($0.5 million in the current quarter
                                   compared with $1.3 million for the first quarter of 1993); and
                             (iv) a $0.3 million benefit in the first quarter of 1993 related to utilization of a capital loss carryforward.

These factors were partially offset by a $2.3 million (20 percent) increase in gross margin on natural gas sales during the current quarter.

            NATURAL GAS SALES. Natural gas sales volumes for the current quarter were approximately 58 Bcf or 11 percent higher than the first quarter of 1993 due to increased sales to on-system markets, particularly agricultural customers. The Company's winter-heating sales during the current quarter were approximately 10 percent lower than the first quarter of 1993. The increase in sales to agricultural customers reflects an earlier start of the irrigation season as compared with the prior year.

            Gross margin on natural gas sales for the current quarter was approximately $2.3 million higher than 1993. This increase, which consisted of an 11 percent increase in sales volumes and 8 percent increase in unit margin, reflected (i) higher sales to irrigation and other on-system markets, (ii) more effective use of natural gas financial instruments in managing natural gas price risks, (iii) reformation of certain contracts and (iv) more effective use of the Company's natural gas storage facilities.

            NATURAL GAS LIQUIDS SALES. NGL sales volumes for the current quarter were modestly below the first quarter of 1993, due to lower plant throughput. The lower throughput primarily reflected the highly competitive market for the gas supply behind the Company's plants.

            Gross margin on NGL sales decreased approximately $2.1 million primarily as a result of the 18 percent drop in NGL prices. The effects of the lower prices were partially offset by a 5 percent decrease in the unit cost of sales from the effective hedging of plant fuel and shrinkage.

            Operation and maintenance expenses increased slightly in the current quarter compared with the first quarter of 1993 due to higher operating costs of the natural gas processing plants. The $1.0 million increase in general and administrative expenses in the current quarter included (i) $0.6 million in expenses related to the proposed merger with KNE and the reorganization of the Company's marketing and supply departments and (ii) $0.3 million of amortization of deferred compensation related to executive stock awards granted in late 1993.

            Interest expense for the current quarter was approximately $0.3 million lower than the first quarter of 1993. The decrease related to the expiration of an interest rate collar assumed as part of the acquisition of the natural gas processing business in 1992 and the effects of interest-rate swap agreements entered into by the Company in 1993 to convert a portion of its fixed-rate debt to variable (LIBOR-based) rates.

            The effective tax rate for the current quarter was approximately
35.5 percent compared with 28.8 percent for the first quarter of 1993. The 1994 rate reflects the increase in the corporate tax rate that was enacted in mid-1993 while the 1993 rate reflects a $0.3 million benefit related to utilization of a capital loss carryforward.

LIQUIDITY AND CAPITAL RESOURCES

            The Company's liquidity and capital resources continued to improve primarily as a result of strong net cash flows from operating activities. As of March 31, 1994, the Company had cash and cash equivalents of $10.8 million and unused borrowing capacity of $17 million under its revolving credit facility.

            Net cash provided by operating activities was $15.6 million for the current quarter compared with $20.9 million for the first quarter of 1993. The decrease primarily related to changes in the components of working capital. Significant investing expenditures for the current quarter primarily consisted of capital expenditures of $11.1 million related to expansion of the Company's gas storage facilities.

            During 1993, the Company entered into two interest-rate swap agreements that effectively converted a portion of its fixed-rate debt to variable rates based on LIBOR. Under terms of one agreement, the Company pays LIBOR, which is reset every six months in arrears, on $25 million of notional principal in exchange for a fixed rate of 5.07 percent. Under the second agreement, the Company pays LIBOR, which is reset every year in arrears, on $10 million of notional principal in exchange for a fixed rate of 5.27 percent. Differences between the estimated amounts to be received and paid under these agreements are included in interest expense.

            The Company's projected non-operating cash requirements for 1994 are primarily for capital projects and debt service. Estimated capital expenditures for the remainder of 1994 are approximately $10 million. Management of the Company believes that future cash flows from operating activities, together with the available borrowings under its $75 million revolving credit facility, will be sufficient to meet these requirements. The Company also intends to seek opportunities to construct or acquire additional gas gathering, processing or transportation facilities, which may require additional financing and the approval of its lenders.

            On March 24, 1994, the Company and KNE entered into an agreement of merger whereby KNE would exchange 0.47 share of its common stock for each outstanding share of the Company's common stock. The merger is subject to, among other things, the approval of the stockholders of each company at special meetings of stockholders expected to be held in July 1994. A preliminary Joint Proxy/Prospectus was filed with the Securities and Exchange Commission on April 25, 1994.

                          PART II - OTHER INFORMATION


ITEM 1.                      LEGAL PROCEEDINGS

            There are no material developments with respect to previously reported legal proceedings of the Company.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)         Exhibits

            Agreement and Plan of Merger dated as of March 24, 1994 among K N Energy, Inc., KNE Acquisition Corporation and the Company hereby incorporated by reference to Exhibit 2.1 to the Company's Form 8-K dated March 30, 1994.

(b)         Reports on Form 8-K

            A Current Report on Form 8-K dated March 30, 1994 was filed to report under "Item 5. Other Events" the execution of an Agreement and Plan of Merger providing for the merger of the Company with KNE Acquisition Corporation, a wholly-owned subsidiary of K N Energy, Inc.

                                   SIGNATURES



            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          AMERICAN OIL AND GAS CORPORATION


Date: May 13, 1994                        By:  /s/ David M. Carmichael
                                               ----------------------------
                                               David M. Carmichael
                                               Chairman of the Board and
                                               Chief Executive Officer
                                               (Principal Executive Officer)


Date: May 13, 1994                        By:  /s/ Thomas H. Fanning
                                               ----------------------------
                                               Thomas H. Fanning
                                               Vice President and
                                               Chief Financial Officer
                                               (Principal Financial Officer)