Form 10-K/A
period 1993-12-31
AMERICAN OIL & GAS CORP /DE/
filed 1994-06-09
CIK 746896

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                 FORM 10-K/A

(Mark One)

(x)      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993

( )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM ________________ TO ______________

                         COMMISSION FILE NUMBER 1-8717

                        AMERICAN OIL AND GAS CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                               75-1967662
      (STATE OF INCORPORATION)           (I.R.S. EMPLOYER IDENTIFICATION NUMBER)

           333 CLAY STREET
             SUITE 2000
           HOUSTON, TEXAS                              77002
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)             (ZIP CODE)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (713) 739-2900

         SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                      NAME OF EACH EXCHANGE
  TITLE OF EACH CLASS                                  ON WHICH REGISTERED
  -------------------                                 ---------------------
 $.04 Par Value Common Stock                          New York Stock Exchange

      SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:  NONE

              Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days:

              Yes    X                    __________ No

              Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K
or any amendment to this Form 10-K.        X
                                         -----

              As of March 17, 1994, the number of shares held by non-affiliates of the Registrant was 15,157,165 and the aggregate market value of the Registrant's Common Stock held by non-affiliates was $161,044,878 (based upon New York Stock Exchange closing price of $10.625 per share on such date).

              As of the close of business on March 17, 1994, the number of shares of Common Stock outstanding was 25,894,395.

                      DOCUMENTS INCORPORATED BY REFERENCE

              Part III of this Annual Report on Form 10-K is incorporated from the Company's definitive Proxy Statement for its 1994 Annual Meeting of Stockholders, which will be filed with the Commission on or before April 30, 1994.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               The following discussion and analysis should be read in conjunction with the consolidated financial statements of the Company included elsewhere herein.

RESULTS OF OPERATIONS

               1993 COMPARED WITH 1992. Earnings for 1993 of $6.6 million were 56 percent lower than 1992 earnings of $14.8 million. This decrease was primarily due to (i) a $4.5 million non-cash write down in 1993 of the Company's investment in WellTech, Inc. ("WellTech"), (ii) a $7.8 million gross margin contribution in 1992 ($1.0 million in 1993) from non-recurring transactions which were settlements of obligations or recovery of payments covered by the Basket Agreement and (iii) a decline in operating income of the
natural gas processing business acquired in April 1992.   The decline in
operating income from processing activities resulted from the significant drop in average sales prices of natural gas liquids ("NGL") during the second half of 1993, as well as higher operating and administrative expenses.

               Selected financial and operating data for the years ended December 31, 1993 and 1992 follow (in thousands, except per unit data):

                                                                                1993             1992
                                                                                ----             ----
               FINANCIAL DATA:
                Revenues                                                   $     539,345    $    430,098
                Operating Income                                           $      21,494    $     31,626
                Net Income Applicable to Common Stock                      $       6,551    $     14,762
                Earnings Per Share                                         $        0.25    $       0.68
                Average Sales Prices--
                 Natural gas, per MMBtu                                    $        2.23    $       1.91
                 NGL, per gallon                                           $        0.31    $       0.34
                 Condensate, per barrel                                    $       15.19    $      16.71
                Average Cost of Sales--
                 Natural gas, per MMBtu                                    $        1.99    $       1.65
                 NGL, per gallon                                           $        0.20    $       0.21

               OPERATING DATA:
                Natural Gas Sales (in MMBtu)                                     208,797         189,931
                NGL Sales (in gallons)                                           174,981         143,987
                Condensate Sales (in barrels)                                        540             451
                Transportation Volumes (in MMBtu)                                114,020         102,027
                Average Daily Throughput (in MMBtu)                                  957             859
                Average Daily Gas Volumes Processed (in MMBtu)--
                 Company-owned plants                                                197             163
                 Third party                                                          11              37

               Note:  Volumes approximate 1.025 MMBtu per 1.0 Mcf.

               NATURAL GAS SALES. Natural gas sales volumes for 1993 were approximately 19 Bcf (10 percent) higher than 1992, primarily due to increased sales to on-system customers. Off-system sales, particularly to West Coast utilities, declined as a result of the highly competitive market for those sales. Gross margin on natural gas sales for 1993 was approximately $0.8 million (2 percent) lower than 1992.

               Excluding the non-recurring margin contributions of $7.8 million and $1.0 million in 1993 and 1992, respectively, previously described, gross margin and average unit margins for 1993 increased approximately $6.0 million and 5 percent, respectively, over 1992. These increases were due to higher sales volumes to on-system, premium-service customers, principally agricultural and utility. Average unit margins on premium-service sales under certain fixed-price contracts for 1993 were lower due to the effects of volatile natural gas purchase costs, which were only partially offset by hedging positions. During 1993, the Company took steps to increase the margins on these sales, which included the improvement of the Company's price risk management activities and the reformation of certain contracts to reflect the value of the services provided. These steps resulted in improved margins on premium-service sales during the second half of 1993.

               NGL SALES. NGL sales volumes and gross margin for 1993 were approximately 22 percent and $1.8 million, respectively, higher than 1992, due to inclusion of a full year's operating results of the processing business acquired in April 1992. Operating results for 1992 included operations of the acquired business for the last nine months of 1992. Average unit margin on NGL sales for 1993 was approximately 15 percent lower than 1992 because of the significant decrease in average NGL sales prices during the last half of 1993, which was only partially offset by lower average unit cost of sales. The average unit cost of sales was approximately 5 percent lower than 1992 due to effective hedging of plant fuel and shrinkage.

               The Company is taking steps to improve profitability of its processing operations. Effective December 1, 1993, the Company purchased a natural gas processing plant and related gas gathering systems near two of its existing processing plants. The Company is currently consolidating the operations of these three plants. The Company also sold in December one of its non-strategic processing plants while continuing to purchase the residue gas behind the plant under a term agreement.

               TRANSPORTATION. Transportation revenues for 1993 were higher primarily due to a 12 percent increase in transportation volumes. Most of the increase related to volumes transported on the Company's 51 percent owned Webb/Duval Gatherers ("Webb/Duval") pipeline system. This pipeline system has benefitted from increased drilling and production activity in South Texas, as well as the capital improvements made to the system in 1992.

               Operation and maintenance expenses increased approximately 26 percent primarily due to higher operating costs of the natural gas processing plants. General and administrative expenses increased approximately 23 percent primarily due to (i) non-cash executive stock compensation of $1.2 million related primarily to the Company's new president and (ii) personnel additions and other costs primarily related to the acquired natural gas processing business.

               Other income (expense) included gains of $1.0 million and $0.8 million for 1993 and 1992, respectively, on non-hedging natural gas financial instruments. As of December 31, 1993, the Company's open non-hedging positions consisted of approximately 300 option contracts which expired in early 1994 with minimal impact on earnings. Other income (expense) for 1993 also included
(i) a non-cash charge of $4.5 million related to the write down of the Company's investment in WellTech and (ii) gains of approximately $0.9 million on the sale of certain assets. The $4.5 million write down followed WellTech's recently completed recapitalization which diluted the Company's ownership interest from approximately 17 percent to 1.5 percent.

               The Company's effective income tax rate for 1993 was 39 percent compared with 33 percent for 1992 (see note 5 of Notes to Consolidated Financial Statements). The higher rate for 1993 reflects (i) an increase in deferred income taxes of $0.8 million related to the increase in the corporate tax rate to 35 percent and (ii) a valuation allowance of $1.3 million related to the uncertain future utilization of deductions of the Company's tax basis in WellTech stock. These adjustments were partially offset by capital loss carryforwards utilized in 1993.

               The reduction in preferred stock dividends was due to conversion in January 1993 of all outstanding shares of the Company's 9% cumulative convertible preferred stock into 2.4 million shares of the Company's common stock. The increase in the number of common shares used in computing earnings per share was due to (i) 6.3 million shares issued in connection with the public stock offering in May 1992 and (ii) the common shares issued upon conversion of the Company's preferred stock in January 1993.


               1992 COMPARED WITH 1991. Selected financial and operating data for the years ended December 31, 1992 and 1991 follow (in thousands, except per unit data):

                                                                               1992             1991
                                                                               ----             ----
             FINANCIAL DATA :
              Revenues                                                   $     430,098    $    380,717
              Operating Income                                           $      31,626    $     30,064
              Net Income Applicable to Common Stock                      $      14,762    $     12,048
              Primary Earnings Per Share                                 $        0.68    $       0.72
              Average Sales Prices--
               Natural gas, per MMBtu                                    $        1.91    $       1.80
               NGL, per gallon                                           $        0.34    $       0.38
               Condensate, per barrel                                    $       16.71    $      19.88
              Average Cost of Gas Sold or Processed, per MMBtu           $        1.63    $       1.50

             OPERATING DATA:
              Natural Gas Sales (in MMBtu)                                     189,931         201,705
              NGL Sales (in gallons)                                           143,987          17,086
              Condensate Sales (in barrels)                                        451              42
              Transportation Volumes (in MMBtu)                                102,027          94,809
              Average Daily Throughput (in MMBtu)                                  859             829
              Average Daily Gas Volumes Processed (in MMBtu)--
               Company-owned plants                                                163              --
               Third party                                                          37              58

               Note:  Volumes approximate 1.025 MMBtu per 1.0 Mcf.

               Revenues increased in 1992 approximately 13 percent due to sales of natural gas liquids generated from the natural gas processing business. Operating income increased approximately five percent in 1992 primarily due to
(i) the inclusion of the operating results of the acquired natural gas processing business, (ii) the favorable resolution of certain contractual obligations, and (iii) the increase in transportation volumes on the Company's pipeline system in South Texas. These factors offset the decrease in the contribution of gas sales to operating income.

               Primary earnings per common share for 1992 were approximately six percent lower than 1991 due to the increase in common shares outstanding and the decrease in earnings in the fourth quarter of 1992 compared with the fourth quarter of 1991. Earnings for the fourth quarter of 1992 decreased approximately 44 percent from the fourth quarter of 1991, due to the reduction in margins on sales of NGL and a decrease in natural gas sales volumes. Unit margins on sales of NGL were more favorable during the second and third quarters than the fourth quarter. The margin deterioration in the fourth quarter was primarily due to the effects of declining sales prices for NGL and increasing natural gas purchase costs.

               Natural gas sales volumes for 1992 were down approximately six percent compared with 1991. Almost one-half of this decline was due to lower gas sales to irrigation customers as a result of the wet weather in West Texas and the Texas Panhandle. The remaining decline in gas sales volumes was principally due to a reduction in sales to off-system West Coast utilities. Unit margins on natural gas sales were down slightly in 1992 due to the effects of (i) lower irrigation sales volumes and (ii) rising gas purchase costs on sales under fixed-price sales contracts.

               Operating income for 1992 included approximately $7.8 million from the favorable determination of several contractual obligations as compared with approximately $3.5 million in 1991. During 1992, the Company renegotiated the provisions of several agreements that will enhance the recovery of various settlement costs, including prepaid gas, as well as change term and payment alternatives. The Company utilized its increased storage capacity, new facility interconnects, improved transportation arrangements and various supply choices to resolve efficiently commitments to its suppliers and customers.

               Transportation volumes increased in 1992 approximately eight percent due to increased throughput on the Company's 51 percent owned Webb/Duval system. During 1992, the Company completed a two-phase expansion and upgrading of this system to meet the increased demand for gathering and transportation services in South Texas. This area has experienced a significant increase in drilling and production activity due to tax incentives available for gas production.

               Other income (expense) included approximately $0.8 million in realized gains on natural gas futures contracts that were not designated as hedging positions. Interest expense, net of interest income increased $1.6 million primarily due to the indebtedness assumed or incurred in connection with the acquired natural gas processing business.

               The effective income tax rate for both 1992 and 1991 was approximately 33 percent. The effective tax rate for 1992 was slightly lower than the statutory rate primarily due to the effects of certain non-recurring permanent differences between book and tax, partially offset by the income-based portion of Texas franchise taxes. The effective tax rate for 1991 was below the statutory rate primarily due to the utilization of remaining investment tax credit carryforwards.

               The reduction in preferred stock dividends was primarily due to the redemption in November 1991 of the Company's Redeemable Preferred Stock.

LIQUIDITY AND CAPITAL RESOURCES

               During 1993, the Company's liquidity and capital resources improved as a result of (i) strong net cash flows from operating activities,
(ii) conversion of the Company's convertible preferred stock into common stock and (iii) the refinancing of Red River Pipeline's indebtedness. As of December 31, 1993, the Company had cash and cash equivalents of $9.2 million and unused borrowing capacity of $17 million under its $75 million revolving credit facility.

               Net cash provided by operating activities was $22.7 million for the year ended December 31, 1993, compared with $16.0 million for 1992. Significant investing expenditures for 1993 included (i) capital expenditures of $37.6 million primarily related to expansion of the Company's gas storage facilities and construction of a pipeline connecting its storage facility with Red River Pipeline and (ii) payments of $20.0 million related to the purchase of a processing plant and related gathering systems and the purchase of an additional 25 percent interest in Red River Pipeline.

               Effective January 20, 1993, all outstanding shares of the Company's 9% cumulative convertible preferred stock were converted by their holders into 2,429,265 shares of the Company's common stock. The conversion eliminated the annual preferred dividend requirement of $1.7 million.

               Consistent with the Company's policy to reduce its interest costs without significantly increasing its exposure to changes in interest rates, the Company entered into two interest-rate swap agreements during 1993 to benefit from the (i) disparity between short-term variable rates and long-term fixed rates and (ii) improvement in the Company's credit rating subsequent to incurring its fixed-rate debt obligations. Under terms of these swap agreements, the Company agreed to pay over a three-year period variable interest rates on $35 million of notional principal in exchange for fixed rates, which effectively converted a portion of its fixed-rate debt to variable interest rates. The term and notional principal amount of these agreements are less than the term and principal of the underlying fixed-rate debt obligations as a result of management's assessment of the risks inherent in these swap agreements. The Company currently has no plans to enter into any additional interest-rate swap agreements and upon termination of the existing agreements will determine if extension or replacement can be made on terms favorable to the Company.

               In February 1993, the Company entered into its first interest-rate swap, which is a three-year agreement covering $25 million of notional principal whereby it pays LIBOR, which is reset every six months in arrears, in exchange for a fixed rate of 5.07 percent. In September 1993, the Company entered into a second three-year, interest-rate swap agreement covering $10 million of notional principal, whereby it pays LIBOR, which is reset every twelve months in arrears, in exchange for a fixed rate of 5.27 percent. Differences between estimated variable-rate amounts paid by the Company under these agreements and the fixed-rate amounts received by the counterparties are included in interest expense. During 1993, estimated amounts to be received from counterparties exceeded amounts expected to be paid by the Company by approximately $0.2 million.

               In March 1993, the Company refinanced the 12 5/8% notes of Red River Pipeline, a partnership 75 percent owned by the Company. The new notes bear interest at 8 1/2% and are payable in five equal annual installments beginning March 1994.

               The Company's projected non-operating cash requirements for 1994 are primarily for capital projects and debt service. Management of the Company believes that future cash flows from operating activities, together with the available borrowings under its $75 million revolving credit facility, will be sufficient to meet these requirements. The Company intends to seek opportunities to construct or acquire additional gas gathering, processing or transportation facilities, which may require additional financing and the approval of its lenders. The Company is also considering replacing certain borrowings under its revolving credit facility with long-term financing that will better match its long-term operating assets.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
              OF AMERICAN OIL AND GAS CORPORATION AND SUBSIDIARIES



                                                                                                      Page
                                                                                                     ------
Statement of Responsibilities for Financial Reporting                                                 F- 2

Report of Independent Public Accountants                                                              F- 3

Consolidated Balance Sheets as of December 31, 1993 and 1992                                          F- 4

Consolidated Statements of Operations for the Years Ended
  December 31, 1993, 1992 and 1991                                                                    F- 5

Consolidated Statements of Stockholders' Equity for the Years
  Ended December 31, 1993, 1992 and 1991                                                              F- 6

Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1993, 1992 and 1991                                                                    F- 7

Notes to Consolidated Financial Statements                                                            F- 8

Schedule V - Property and Equipment                                                                   F-20

Schedule VI - Accumulated Depreciation and Amortization of
  Property and Equipment                                                                              F-21


             STATEMENT OF RESPONSIBILITIES FOR FINANCIAL REPORTING



             The accompanying consolidated financial statements of American Oil and Gas Corporation and subsidiaries (the "Company") were prepared by management which is responsible for their fairness and integrity. These financial statements have been prepared in conformity with generally accepted accounting principles and necessarily include some amounts that are based on the best estimates and judgments of management.

             The Company maintains an internal control structure that is designed to provide reasonable assurance as to the reliability of financial records and the protection of assets. Management is responsible for the effectiveness of the internal control structure which is accomplished through established codes of conduct, policies and procedures, employee selection and training, appropriate delegation of authority and segregation of responsibilities.

             Arthur Andersen & Co., independent public accountants, was engaged to audit the consolidated financial statements of the Company and issue a report thereon. Their audits included an evaluation of the Company's accounting systems, procedures and internal controls, and tests and other auditing procedures sufficient to provide reasonable assurance that the financial statements are fairly presented. The report of Arthur Andersen & Co. appears on page F-3.

             The adequacy of financial controls and the accounting principles employed in financial reporting are under the general oversight of the Audit Committee of the Board of Directors. No member of this Committee is an officer or employee of the Company. The independent public accountants have direct access to the Audit Committee and meet with the Committee from time to time to discuss the results of their audits, the internal control structure, financial reporting, accounting and auditing matters.



Thomas H. Fanning
Senior Vice President and
Chief Financial Officer

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To American Oil and Gas Corporation:

           We have audited the accompanying consolidated balance sheets of American Oil and Gas Corporation (a Delaware corporation) and subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1993. These financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

           We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

           In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Oil and Gas Corporation and subsidiaries as of December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles.

           Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in the Index to Financial Statements are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                        ARTHUR ANDERSEN & CO.

Houston, Texas
March 7, 1994

               AMERICAN OIL AND GAS CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1993 AND 1992


                          ASSETS                                                                     1993                1992
                                                                                                     ----                ----
                                                                                                          (In thousands)
           Current Assets:
             Cash and cash equivalents                                                         $        9,207      $         14,165
             Accounts receivable                                                                       90,850                84,178
             Inventories                                                                               17,779                13,966
             Amount due from Cabot Corporation                                                          5,724                    --
             Deferred income tax benefits                                                               3,493                   667
             Prepaid expenses and other                                                                 1,442                   782
                                                                                                -------------       ---------------
               Total current assets                                                                   128,495               113,758
                                                                                                -------------       ---------------
           Property and Equipment, at cost:
             Gas gathering, processing and transmission                                               332,037               276,821
             Other                                                                                     12,090                 9,945
                                                                                                -------------       ---------------
                                                                                                      344,127               286,766
             Less--Accumulated depreciation and amortization                                          (52,367)              (36,852)
                                                                                                -------------       ---------------
               Property and equipment, net                                                            291,760               249,914
                                                                                                -------------       ---------------
           Investment in WellTech, Inc.                                                                    --                 4,513
                                                                                                -------------       ---------------
           Amount Due From Cabot Corporation                                                               --                 5,239
                                                                                                -------------       ---------------
           Other                                                                                        1,773                 3,614
                                                                                                -------------       ---------------
               Total Assets                                                                    $      422,028      $        377,038
                                                                                                =============       ===============

             LIABILITIES AND STOCKHOLDERS' EQUITY

           Current Liabilities:
             Current maturities of long-term debt                                              $       22,568      $          8,042
             Accounts payable                                                                          73,506                67,717
             Other                                                                                      2,679                 2,818
                                                                                                -------------       ---------------
               Total current liabilities                                                               98,753                78,577
                                                                                                -------------       ---------------
           Long-term Debt, Net of Current Maturities                                                  100,232                89,946
                                                                                                -------------       ---------------
           Deferred Income Taxes and Other                                                             33,137                26,336
                                                                                                -------------       ---------------
           Commitments and Contingencies

           Stockholders' Equity:
             9% cumulative convertible preferred stock, $10 par value,
               $1,000 per share liquidation value, 19,310 issued and
               outstanding at December 31, 1992                                                            --                   193
             Common stock, $.04 par value, 50,000,000 shares authorized,
               25,884,395 and 23,245,130 issued and outstanding, respectively                           1,035                   930
             Capital in excess of par value                                                           195,313               192,892
             Accumulated deficit                                                                       (5,285)              (11,836)
             Deferred compensation                                                                     (1,157)                   --
                                                                                                -------------       ---------------
               Total stockholders' equity                                                             189,906               182,179
                                                                                                -------------       ---------------
               Total Liabilities and Stockholders' Equity                                      $      422,028      $        377,038
                                                                                                =============       ===============


          See accompanying notes to consolidated financial statements.

               AMERICAN OIL AND GAS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                    (In thousands, except per share amounts)



                                                                                      1993             1992             1991
                                                                                      ----             ----             ----
             Revenues:
               Natural gas sales                                                $       464,991  $       362,990  $       363,968
               Natural gas liquids sales                                                 62,509           55,956            8,401
               Transportation                                                            10,968            9,767            7,279
               Other                                                                        877            1,385            1,069
                                                                                 --------------   --------------   --------------
                                                                                        539,345          430,098          380,717
                                                                                 --------------   --------------   --------------
             Operating Costs and Expenses:
               Cost of sales                                                            453,737          346,073          311,275
               Operation and maintenance                                                 22,947           18,158           10,678
               General and administrative                                                20,615           16,731           15,473
               Depreciation and amortization                                             17,229           14,358           10,285
               Taxes--other than income taxes                                             3,323            3,152            2,942
                                                                                 --------------   --------------   --------------
                                                                                        517,851          398,472          350,653
                                                                                 --------------   --------------   --------------
             Operating Income                                                            21,494           31,626           30,064
                                                                                 --------------   --------------   --------------
             Other Income (Expense):
               Interest income                                                              568              740            1,620
               Interest expense                                                          (8,927)          (8,372)          (7,671)
               Equity in loss of WellTech, Inc.                                              --               --           (1,108)
               Other, net                                                                (2,321)           1,020              169
                                                                                 --------------   --------------   --------------
                                                                                        (10,680)          (6,612)          (6,990)
                                                                                 --------------   --------------   --------------
             Income Before Income Taxes                                                  10,814           25,014           23,074
             Provision for Income Taxes                                                   4,220            8,265            7,600
                                                                                 --------------   --------------   --------------
             Net Income                                                                   6,594           16,749           15,474
             Preferred Stock Dividends                                                       43            1,987            3,426
                                                                                 --------------   --------------   --------------
             Net Income Applicable to Common Stock                              $         6,551  $        14,762  $        12,048
                                                                                 ==============   ==============   ==============

             Earnings Per Common Share:
               Primary                                                          $          0.25  $          0.68  $          0.72
                                                                                 ==============   ==============   ==============
               Fully diluted                                                                                      $          0.70
                                                                                                                   ==============
             Number of Shares Used in Computing
              Earnings Per Common Share:
               Primary                                                                   26,619           21,803           16,725
                                                                                 ==============   ==============   ==============
               Fully diluted                                                                                               20,310
                                                                                                                   ==============



          See accompanying notes to consolidated financial statements.

               AMERICAN OIL AND GAS CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991


                                 9% CUMULATIVE
                                  CONVERTIBLE                                 CAPITAL                                  TOTAL
                                PREFERRED STOCK          COMMON STOCK        IN EXCESS     ACCUMU-      DEFERRED       STOCK-
                              --------------------    -------------------     OF PAR        LATED        COMPEN-      HOLDERS'
                                SHARES     AMOUNT     SHARES     AMOUNT        VALUE       DEFICIT       SATION        EQUITY
                               -------    -------    --------   --------       -----       -------       ------        ------
                                                                         (IN THOUSANDS)
Balance, December 31, 1990          24  $     244     16,227  $       649  $  129,891   $    (37,031) $          --  $     93,753
                               -------   --------   --------   ----------   ---------    -----------   ------------   -----------
Net income                          --         --         --           --          --         15,474             --        15,474
Preferred stock dividends           --         --         --           --          --         (3,426)            --        (3,426)
                               -------   --------   --------   ----------   ---------    -----------   ------------   -----------
Balance, December 31, 1991          24        244     16,227          649     129,891        (24,983)            --       105,801
                               -------   --------   --------   ----------   ---------    -----------   ------------   -----------
Sale of 6,325,000 shares
  of common stock                   --         --      6,325          253      62,754             --             --        63,007
Conversion of 5,050 shares of
  9% cumulative convertible
  preferred stock into
  660,922 common shares             (5)       (51)       661           27          24             --             --            --
Other issuances                     --         --         32            1         223             --             --           224
Buyback of 200,000 warrants         --         --         --           --          --         (1,615)            --        (1,615)
Net income                          --         --         --           --          --         16,749             --        16,749
Preferred stock dividends           --         --         --           --          --         (1,987)            --        (1,987)
                               -------   --------   --------   ----------   ---------    -----------   ------------   -----------
Balance, December 31, 1992          19        193     23,245          930     192,892        (11,836)            --       182,179
                               -------   --------   --------   ----------   ---------    -----------   ------------   -----------

Conversion of 19,310 shares
  of 9% cumulative convertible
  preferred stock into
  2,429,265 common shares          (19)      (193)     2,429           97          96             --             --            --
Issuance of 75,000 shares
  as executive compensation         --         --         75            3         911             --             --           914
Issuance of 125,000 shares
  of restricted stock as
  executive compensation            --         --        125            5       1,418             --         (1,420)            3
Amortization of deferred
  compensation                      --         --         --           --          --             --            263           263
Other issuances                     --         --         10           --          54             --             --            54
Other                               --         --         --           --         (58)            --             --           (58)
Net income                          --         --         --           --          --          6,594             --         6,594
Preferred stock dividends           --         --         --           --          --            (43)            --           (43)
                               -------   --------   --------   ----------   ---------    -----------   ------------   -----------
Balance, December 31, 1993          --  $      --     25,884  $     1,035  $  195,313   $     (5,285) $      (1,157) $    189,906
                               =======   ========   ========   ==========   =========    ===========   ============   ===========



          See accompanying notes to consolidated financial statements.

               AMERICAN OIL AND GAS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 YEARS ENDED DECEMBER 31, 1993, 1992  AND 1991
                                 (In thousands)


                                                                                            1993           1992           1991
                                                                                            ----           ----           ----
              Cash and Cash Equivalents at Beginning of Year                           $      14,165  $      12,470  $       15,379
                                                                                        ------------   ------------   -------------
              Cash Flows From Operating Activities:
                Net income                                                                     6,594         16,749          15,474
                Adjustments to reconcile net income to net
                 cash provided by operating activities--
                  Depreciation and amortization                                               17,229         14,358          10,285
                  Equity in loss of WellTech, Inc.                                                --             --           1,108
                  Write down of investment in WellTech, Inc.                                   4,513             --              --
                  Deferred income taxes                                                        2,142          6,871           3,540
                  Resolution of contractual obligations                                       (1,020)        (7,780)         (1,122)
                  (Gain) loss on sale of assets                                                 (902)           125             (13)
                  Executive stock compensation                                                 1,174             --              --
                  Provision for doubtful accounts                                                322             --             200
                  Change in assets and liabilities net of effects from
                   acquisitions--
                    (Increase) decrease in accounts receivable                                (7,556)       (12,695)         10,271
                    Increase in inventories                                                   (3,778)          (650)         (4,105)
                    (Increase) decrease in prepaid expenses and other                           (657)           173            (610)
                    Increase (decrease) in accounts payable                                    5,765          6,953          (8,019)
                    Increase (decrease) in other current liabilities                              48         (6,546)         (2,346)
                    Other, net                                                                (1,201)        (1,561)           (410)
                                                                                        ------------   ------------   -------------
              Net Cash Provided by Operating Activities                                       22,673         15,997          24,253
                                                                                        ------------   ------------   -------------
              Cash Flows From Investing Activities:
                Payments for acquisitions, net of cash acquired                              (19,970)       (11,891)             --
                Proceeds from sale of assets                                                   6,186            826             325
                Capital expenditures                                                         (37,568)       (14,182)         (9,010)
                (Payments) collections under Basket Agreement                                  1,760            908          (8,499)
                Other                                                                          1,362           (911)           (123)
                                                                                        ------------   ------------   -------------
              Net Cash Used in Investing Activities                                          (48,230)       (25,250)        (17,307)
                                                                                        ------------   ------------   -------------
              Cash Flows From Financing Activities:
                Principal payments on long-term debt                                         (38,535)       (99,474)         (7,241)
                Proceeds from issuance of long-term debt                                      59,500         51,000          12,000
                Preferred stock dividends paid                                                  (407)        (2,099)         (4,614)
                Proceeds from issuance of common stock                                            41         63,136              --
                Redemption of redeemable preferred stock                                          --             --         (10,000)
                Payment for buyback of common stock warrants                                      --         (1,615)             --
                                                                                        ------------   ------------   -------------
              Net Cash Provided by (Used in) Financing Activities                             20,599         10,948          (9,855)
                                                                                        ------------   ------------   -------------
              Net Increase (Decrease) in Cash and Cash Equivalents                            (4,958)         1,695          (2,909)
                                                                                        ------------   ------------   -------------
              Cash and Cash Equivalents at End of Year                                 $       9,207  $      14,165  $       12,470
                                                                                        ============   ============   =============


          See accompanying notes to consolidated financial statements.

               AMERICAN OIL AND GAS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Principles of consolidation - The accompanying consolidated financial statements include the accounts of American Oil and Gas Corporation and its wholly-owned subsidiaries (the "Company"), after elimination of all significant intercompany balances and transactions. The Company's interests in certain jointly-owned gas pipeline systems are accounted for using the proportionate consolidation method.

         Cash equivalents - All highly liquid short-term investments with maturities of three months or less are considered cash equivalents.

         Inventories - Inventories, which consist primarily of natural gas in storage, are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

         Property and equipment - Property and equipment is recorded at cost, and depreciation is computed on a straight-line basis over the estimated useful lives of the assets. Estimated useful lives are 10-20 years for gas gathering, processing and transmission equipment, 5-10 years for furniture and fixtures and 5 years for information systems. Additions, renewals and betterments that add materially to productive capacity or extend the life of an asset are capitalized. Expenditures for maintenance and repairs are expensed as incurred.

         Income taxes - Effective January 1, 1992, the Company adopted the liability method of accounting for income taxes as prescribed by Statement of Financial Accounting Standards No. 109 ("SFAS 109"). Under this method, deferred income taxes are provided on differences between the financial and income tax bases of assets and liabilities using enacted tax rates that will be in effect when the differences are expected to be reported in the Company's income tax return. Prior to adoption of SFAS 109, the Company followed the deferral method whereby deferred income taxes were provided on income and expense items reported for financial and income tax purposes in different periods using tax rates in effect when the differences originated.

         Earnings per common share - Primary earnings per common share were calculated using the weighted average number of shares of common stock outstanding during the years and the assumed exercise of dilutive common stock equivalents (stock options and warrants), using the treasury stock method. Fully diluted earnings per share were calculated in the same manner, except for the assumed conversion of the 9% cumulative convertible preferred stock and adjustment of earnings for preferred stock dividends.

         Natural gas financial instruments - Natural gas financial instruments, primarily futures contracts, options and swaps, are primarily entered into as a hedge against price risk associated with fluctuating natural gas prices. Gains and losses on hedging positions are deferred and included in income as part of the hedged transactions. Gains and losses on non-hedging positions are included in other income (expense) as incurred.

               AMERICAN OIL AND GAS CORPORATION AND SUBSIDIARIES

         Reclassifications - Certain reclassifications have been made to the prior years' consolidated financial statements to conform with the presentation used in the 1993 consolidated financial statements.

(2)      ACQUISITION OF NATURAL GAS PROCESSING BUSINESS

         Effective April 1, 1992, the Company acquired substantially all of the assets and assumed substantially all of the liabilities of The Maple Gas Corporation ("Maple"). The assets consisted of ten natural gas processing plants and approximately 1,056 miles of related gas gathering pipelines. The purchase price was approximately $86 million, consisting of $5.5 million cash, a $5.5 million note payable and the assumption of substantially all of Maple's liabilities. The acquisition was accounted for as a purchase.

         The results of operations of the acquired business are included in the consolidated statements of operations of the Company from the date of the acquisition. The following unaudited results of operations for the years ended December 31, 1992 and 1991, have been prepared assuming the acquisition had occurred as of the beginning of the years presented. Those results are not necessarily indicative of the results of future operations nor of results that would have occurred had the acquisition been consummated as of the beginning of the years presented.

                                                     1992         1991
                                                     ----         ----
                                                    (in thousands, except
                                                      per share amounts)
 Revenues                                          $446,523     $ 452,374
                                                   ========     =========
 Net income applicable to common stock             $ 15,188     $  15,472
                                                   ========     =========
 Earnings per common share:
   Primary                                         $   0.70     $    0.93
                                                   ========     =========
   Fully diluted                                                $    0.87
                                                                =========

               AMERICAN OIL AND GAS CORPORATION AND SUBSIDIARIES

(3) LONG-TERM DEBT

    Long-term debt consisted of the following at December 31, 1993 and 1992:

                                                                             1993             1992
                                                                        -------------    -------------
                                                                                (in thousands)
11.846% senior notes, unsecured, due in quarterly
  installments of $1,696,429 through
  September 30, 1999                                                    $      39,018    $      43,929
$75 million senior revolving credit and term note
  facility, unsecured, interest at a bank's base rate or
  Eurodollar rates plus .875% (4.125% and
  4.375%,  respectively), due September  30, 1997                              58,000           30,000
$25 million subordinated revolving credit note
  with Cabot Corporation, unsecured, interest at
  the London Interbank Offered Rate ("LIBOR")
  plus .925% and .8% at December 31, 1993 and 1992,
  respectively (4.4875% and 5.05%, respectively),
  due in 1994                                                                  13,282           14,197
Company's proportionate share of 8.5% (12-5/8% at
  December 31, 1992) note payable of Red River
  Pipeline,  guaranteed by partners, payable in annual
  installments of $2,500,000 through March 18, 1998                            12,500            8,654
Other                                                                              --            1,208
                                                                         ------------     ------------

                                                                              122,800           97,988
Less--Current maturities                                                      (22,568)          (8,042)
                                                                         ------------     ------------
                                                                        $     100,232    $      89,946
                                                                         ============     ============


         Scheduled maturities of long-term debt are as follows (in thousands):

         1994                                                           $     22,568
         1995                                                                 16,536
         1996                                                                 38,286
         1997                                                                 31,036
         1998                                                                  9,286
         Thereafter                                                            5,088
                                                                         -----------

                                                                        $    122,800
                                                                         ===========

               AMERICAN OIL AND GAS CORPORATION AND SUBSIDIARIES

         The Company also has available for general corporate purposes a private shelf financing of $50 million with the fixed rate and term to be negotiated at the time of draw.

         In March 1993, the Company refinanced the 12-5/8% notes of Red River Pipeline partnership ("Red River"), a partnership 75%- owned by the Company. The new notes bear interest at 8.5% and are payable in five equal annual installments.

         As discussed more fully in Note (4), the Company entered into two interest-rate swap agreements in 1993 covering $35 million of notional principal. These agreements effectively converted $35 million of the Company's fixed-rate debt into variable-rate debt. Differences between the estimated variable-rate amounts paid by the Company and the fixed-rate amounts received from the counterparties are included in interest expense. During 1993, these interest-rate swaps reduced interest expense by approximately $0.2 million, which did not materially impact interest expense or the effective interest rates of the underlying debt obligations.

         Under terms of the $75 million senior revolving credit and term note facility, the Company may borrow up to $75 million for general corporate purposes through September 30, 1995. A commitment fee of .375% to .5% is payable on the unused portion of the facility. On September 30, 1995, the facility converts to a term loan that is payable in eight equal quarterly installments. Interest on the facility is computed, at the Company's option, at either a bank's base rate or Eurodollar rates plus .875%. These rates can be increased by the banks for changes in the Company's credit rating or debt to capitalization ratio.

         Under terms of the senior indebtedness, the Company is required, among other things, to maintain (i) a current ratio of at least 1.1 to 1.0, (ii) consolidated tangible net worth of at least $155 million, increased for 50% of net income after December 31, 1993, (iii) a debt to capitalization ratio below 50% and (iv) minimum interest cost coverages. The Company also has certain restrictions relating to (i) incurring additional debt, except under certain conditions, (ii) payment of dividends on common stock over specified amounts and (iii) making capital expenditures or asset purchases outside the mid-stream segment of the natural gas industry.

(4)      COMMITMENTS AND CONTINGENCIES

         The Company leases certain office space, properties and equipment under operating leases. Rental expense of approximately $3,045,000, $2,686,000 and $2,161,000 has been charged to operations during 1993, 1992 and 1991 respectively. Aggregate minimum rental payments required under non-cancelable leases having lease terms greater than one year were as follows as of December 31, 1993 (in thousands):

                     1994                                             $2,356
                     1995                                              1,937
                     1996                                              1,696
                     1997                                              1,030
                     1998                                                 77
                     Thereafter                                           --
                                                                      ------
                                                                      $7,096
                                                                      ======

         Under terms of the Basket Agreement, the Company and Cabot Corporation ("Cabot"), the Company's largest stockholder, equally share net payments made in settlement of certain liabilities related to operations prior to November 1, 1989 of the companies acquired from

               AMERICAN OIL AND GAS CORPORATION AND SUBSIDIARIES

Cabot. The Company expects to settle during 1994 all significant matters covered by the Basket Agreement, including settlement with Cabot. As of December 31, 1993, the Company's estimated liability was approximately $6.5 million, and the Company had made net payments of approximately $13.2 million. The difference between net payments made by the Company and its estimated liability is reflected in current assets and consists of (i) the present value of Cabot's share of net payments and (ii) future recoveries from customers.

         The Company also may have take-or-pay exposure related to gas purchase contracts or operations not covered by the Basket Agreement with Cabot. Management believes the resolution of any claims which may arise will not have a material impact on the Company's financial position or results of operations.

         The Company is involved in various litigation arising in the normal course of business. Management believes it has adequate defenses or insurance coverage, or both, against such issues and the outcome of these proceedings, individually and in the aggregate, will not have a material effect on the Company's financial position or results of operations. Additionally, certain of the Company's pipeline operations are subject to rate-making regulations and procedures. The Company anticipates no material adverse effects as a result of issues pertaining to such regulations and procedures.

         The Company is a co-obligor, together with WellTech, Inc. ("WellTech") on a reimbursement agreement supporting a $1.7 million letter of credit issued to WellTech's insurers. This reimbursement agreement is secured by a first lien on WellTech's trade receivables. The Company also has a minimal ownership interest in WellTech. The Company believes that its co-obligation will be terminated in 1994.

         Other income (expense) included net gains of approximately $1.0 million and $0.8 million during 1993 and 1992, respectively, related to natural gas futures contracts and options that were not designated as hedging positions for accounting purposes. As of December 31, 1993, the Company's open non-hedging positions consisted of approximately 300 natural gas option contracts covering notional volumes of approximately 3 Bcf, all of which expired in early 1994 with minimal impact on operating results. As of December 31, 1993, the unrealized gains/losses on these contracts were not material.

         In February 1993, the Company entered into a three-year interest-rate swap agreement covering $25 million of notional principal whereby it pays LIBOR, which is reset every six months in arrears, in exchange for a fixed rate of 5.07 percent. In September 1993, the Company entered into a second three-year interest-rate swap agreement covering $10 million of notional principal whereby it pays LIBOR, which is reset every twelve months in arrears, in exchange for a fixed rate of 5.27 percent.

               AMERICAN OIL AND GAS CORPORATION AND SUBSIDIARIES

(5)      INCOME TAXES

         Effective January 1, 1992, the Company changed from the deferral to the liability method of accounting for income taxes (See Note 1). The income tax provisions for years prior to adoption of the liability method have not been restated.

         The provision for income taxes for the years ended December 31, 1993, 1992 and 1991 consisted of the following:

                                          1993              1992              1991
                                    ----------------  ---------------  ----------------
                                                       (in thousands)
                Current             $          2,078  $         1,394  $          4,060
                Deferred                       2,142            6,871             3,540
                                     ---------------   --------------   ---------------
                                    $          4,220  $         8,265  $          7,600
                                     ===============   ==============   ===============


         The differences between income taxes computed using the statutory federal income tax rate and the provision for income taxes for the years ended December 31, 1993, 1992 and 1991, follow:

                                                                         1993             1992              1991
                                                                  ----------------  ---------------  ----------------
                                                                                     (in thousands)
             Income taxes computed using statutory
              federal income tax rate                             $          3,677  $         8,505  $          7,845
             Increase (decrease) in taxes resulting
              from:
               Utilization of capital loss carryforwards                      (781)              --                --
               Valuation allowance for write down of
                 investment in WellTech                                      1,328               --                --
               Payment of indemnified liabilities
                 of merger companies                                          (567)            (390)               --
               Increase in federal tax rate                                    840               --                --
               State income taxes, net                                         (87)             345                --
               Equity in loss of WellTech                                       --               --               377
               Amortization of excess financial over tax
                 basis of acquired companies                                    --               --               408
               Investment tax credit ("ITC")                                    --               --            (1,113)
               Other, net                                                     (190)            (195)               83
                                                                   ---------------   --------------   ---------------
             Provision for income taxes                           $          4,220  $         8,265  $          7,600
                                                                   ===============   ==============   ===============

               AMERICAN OIL AND GAS CORPORATION AND SUBSIDIARIES

         Deferred tax liabilities and assets for the years ended December 31, 1993 and 1992 were comprised of the following:

                                                                         1993               1992
                                                                         ----               ----
                                                                             (in thousands)
             Deferred tax liabilities:
              Excess financial over tax basis
               in property and equipment                           $        39,052    $        31,865
              Other                                                            249                300
                                                                    --------------     --------------
                                                                   $        39,301    $        32,165
                                                                    --------------     ==============
             Deferred tax assets:
              Bad debt allowances                                  $           333    $           214
              Inventory capitalization                                         124                266
              Contingency accruals                                             288                187
              Investment in WellTech                                         1,328                 --
              Net operating loss ("NOL") carryforwards                       1,500              1,354
              Alternative minimum tax ("AMT") credits                        6,381              4,436
              ITC carryforwards                                              1,247              1,247
              Other                                                             40                269
                                                                    --------------     --------------
                                                                            11,241              7,973
              Valuation allowance                                           (1,328)                --
                                                                    --------------     --------------

                                                                   $         9,913    $         7,973
                                                                    ==============     ==============

         The deferred tax provision for the year ended December 31, 1991 consisted of the following (in thousands):


                Excess of tax over financial depreciation                       $         3,366
                Differences in gain or loss on disposition
                 of assets for financial and tax purposes                                 1,532
                Utilization of NOL carryforwards                                            896
                AMT credits                                                              (2,372)
                Bad debt allowances                                                        (245)
                Net payments under Basket Agreement                                       2,145
                ITC                                                                      (1,213)
                Other, net                                                                 (569)
                                                                                 --------------
                                                                                $         3,540
                                                                                 ==============

               AMERICAN OIL AND GAS CORPORATION AND SUBSIDIARIES

         As of December 31, 1993, the Company had for tax purposes: (i) estimated NOL carryforwards of $4.2 million, (ii) capital loss carryforwards of $0.5 million and (iii) ITC carryforwards of $1.2 million. The NOL carryforwards will expire in 1998 through 2004 and the ITC carryforwards will expire in 1996 through 2000. The capital loss carryforwards, which are available to reduce future capital gains, expire in 1996. The Company also has AMT credits of approximately $6.4 million available to reduce its regular future tax liability in excess of the AMT otherwise due in any year.

(6)      STOCKHOLDERS' EQUITY

         Preferred stock - In November 1992, the Company called all outstanding shares of its 9% cumulative convertible preferred stock for redemption. Prior to the redemption date, all holders elected to convert their shares into the Company's common stock. Effective January 20, 1993, the Company issued 2,429,265 common shares in connection with the conversion. In an earlier transaction, holders converted 5,050 preferred shares into 660,922 common shares. As of December 31, 1993, the Company had 5,000,000 shares of preferred stock authorized, none of which were issued and outstanding.

         Common stock reserved - At December 31, 1993, shares of the Company's common stock reserved for issuance were as follows:


       Common stock warrants                     2,567,052
       Stock incentive plan                      1,279,049
                                             -------------
                                                 3,846,101
                                             =============

         Common stock warrants - At December 31, 1993, warrants to purchase 2,567,052 shares of the Company's common stock were outstanding. Warrants to purchase 40,600 shares are exercisable at $3.53 per warrant and expire on March 9, 1997. Warrants to purchase 2,526,452 shares are exercisable at $8.25 per warrant and expire on September 30, 1999.

         Stock incentive plan - The Company maintains a Stock Incentive Plan ("Stock Plan") for key employees and directors. Awards under the Stock Plan are made by the Compensation Committee ("Committee") of the board of directors. An aggregate of 1,500,000 shares of common stock may be issued under the Stock Plan. Stock options are granted at a price, to be set by the Committee, to be not less than the fair market value of a share of common stock at the date of grant. The Committee may establish the terms and conditions of exercisability. The stock options granted generally become exercisable at a rate of 33 percent per year on a cumulative basis beginning one year from the date of grant and lapse ten years from the date of grant. At the Committee's discretion, stock appreciation rights and restricted stock may be issued pursuant to the Stock Plan. As of December 31, 1993, no stock appreciation rights had been issued.

               AMERICAN OIL AND GAS CORPORATION AND SUBSIDIARIES

         During 1993, the Company issued to its chief executive officer 50,000 shares of restricted common stock which vest 50 percent per year. The Company also sold 150,000 shares of common stock to its president and chief operating officer for $0.04 per share. One-half of these shares was fully vested and nonforfeitable upon issuance, and the remainder becomes fully vested on October 28, 1994, unless accelerated due to a change in control of the Company. In the event of an officer's termination prior to vesting, his rights to any non-vested shares will terminate without payment of any consideration and the shares will be canceled.

         The market value of the shares issued was approximately $2.3 million based on the average market price per share on the date of issuance. The market value of the restricted shares was reflected as deferred compensation and is being amortized over the vesting period. Compensation expense for 1993 included approximately $1.2 million related to these issuances.

         Activity with respect to the stock options pursuant to the Stock Plan follows:


                                                                        1993            1992            1991
                                                                   --------------  --------------  --------------
                Shares under option, beginning of year                    785,000         770,000         879,700
                   Granted                                                400,000          30,000              --
                   Exercised                                                   --         (15,000)             --
                   Canceled or expired                                         --              --        (109,700)
                                                                    -------------   -------------   -------------
                Shares under option, end of year                        1,185,000         785,000         770,000
                                                                    =============   =============   =============
                Options available for grant
                  at end of year                                           94,049         694,049         724,049
                                                                    =============   =============   =============

                Options exercisable at end
                  of year                                               1,010,833         689,167         630,833
                                                                    =============   =============   =============
                Per share prices of options:
                  Exercised during year                            $           --  $     7.125 to  $           --
                                                                                   $        7.875
                  Outstanding at end of year                       $      5.50 to  $      5.50 to  $      5.50 to
                                                                   $       13.625  $       13.625  $        8.125

               AMERICAN OIL AND GAS CORPORATION AND SUBSIDIARIES

(7)      SUPPLEMENTAL CASH FLOW INFORMATION

         Cash paid for interest (net of amounts capitalized) and income taxes for the years ended December 31, 1993, 1992 and 1991 follows:


                                                               1993            1992            1991
                                                               ----            ----            ----
                                                                          (in thousands)
      Interest, net of amounts capitalized               $        8,866  $        8,067  $        7,408
      Income taxes                                       $          355  $        2,406  $        5,419

         On December 31, 1992, the Company acquired a partner's 25 percent interest in Red River by assuming that partner's share of Red River's liabilities. In January 1993, the Company acquired an additional 25 percent interest in Red River for cash and the assumption of liabilities. In April 1992, the Company acquired the assets of Maple for $5.5 million cash, a $5.5 million note payable and the assumption of certain of Maple's liabilities. The liabilities assumed in conjunction with these acquisitions for the years ended December 31, 1993 and 1992, are as follows:


                                                             1993            1992
                                                             ----            ----
                                                                (in thousands)
      Fair value of assets acquired                     $        9,194  $      97,242
      Cash paid for assets, including
        direct acquisition costs                                 2,093         12,452
                                                         -------------   ------------
      Liabilities assumed                               $        7,101  $      84,790
                                                         =============   ============


(8)      MAJOR CUSTOMERS

         Customers comprising 10 percent or more of consolidated revenues for the years ended December 31, 1993, 1992 and 1991, follow:


                                                            1993           1992          1991
                                                            ----           ----          ----
      Energas Company and affiliates                        24%            24%            30%
      Southwestern Public Service Company                   15%            13%            11%


(9)      DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

         The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

               AMERICAN OIL AND GAS CORPORATION AND SUBSIDIARIES

         Cash and cash equivalents - The carrying amount approximates fair value because of the short maturity of those instruments.

         Long-term debt - The fair value of long-term debt is based on management's estimate of current rates available to the Company for debt of the same remaining maturities.

         Interest-rate swap agreements - The fair value of interest-rate swaps is the estimated amount the Company would receive or pay to terminate the swap agreements as of the reporting date based on valuations made by the financial intermediary.

         Natural gas price swaps (used for hedging purposes) - The fair value of natural gas price swaps is based on quoted market values as of the reporting date.

         The estimated fair values of the Company's financial instruments as of December 31, 1993 and 1992, are as follows:


                                                  1993                          1992
                                     -----------------------------  -----------------------------
                                        Carrying          Fair         Carrying          Fair
                                         Amount          Value          Amount          Value
                                     --------------  -------------  -------------   -------------
                                                            (in thousands)
Cash and cash equivalents            $        9,207  $       9,207  $      14,165   $      14,165
Long-term debt                             (122,800)      (126,865)       (97,988)       (104,562)
Interest-rate swaps:
 In a net receivable position                   190            190             --              --
 In a net payable position                     (140)          (140)            --              --
Natural gas price swaps                       2,545          2,545             --              --

(10)     CREDIT RISK

         A substantial portion of the Company's sales is to gas and electrical utilities and customers in its primary service area of West Texas and the Texas Panhandle. This could impact the Company's overall exposure to credit risk inasmuch as these customers could be affected by similar economic or other conditions. The Company believes its portfolio of accounts receivable is well diversified and as a result its credit risks are minimal. Historically, the Company's uncollectible accounts receivable have been immaterial and typically the Company does not require collateral for its receivables.

         Certain of the natural gas futures contracts, options and swaps and interest-rate swaps entered into by the Company contain an element of risk that the counterparties may be unable to meet the terms of the agreements. The Company minimizes this risk by limiting the

               AMERICAN OIL AND GAS CORPORATION AND SUBSIDIARIES counterparties to major financial institutions and natural gas companies. Management does not believe the Company's exposure to counterparty default is significant.

(11)     RELATED PARTY TRANSACTIONS

         In connection with the acquisition of Maple, the Company acquired Cabot's investment in Maple in exchange for a $5.5 million note. This note was repaid in 1992.

(12)     QUARTERLY FINANCIAL DATA (UNAUDITED)

         Unaudited summarized financial data by quarter for 1993 and 1992 follow:

                                                                                        Quarter Ended
                                                                                        -------------
                                                                  March 31         June 30          Sept. 30        Dec. 31
                                                              ---------------  ---------------  ---------------  --------------
                                                                             (in thousands, except per share data)
                          1993
                    ----------------
                    Revenues                                  $       134,147  $       123,899  $       142,501  $      138,798
                    Operating income                                    6,840            4,270            5,538           4,846
                    Net income (loss)                                   3,359            2,020            2,173            (958)
                    Preferred stock dividends                              43               --               --              --
                    Net income (loss) applicable
                     to common stock                                    3,316            2,020            2,173            (958)
                    Earnings (loss) per common share                     0.13             0.08             0.08           (0.04)

                          1992
                    ----------------

                    Revenues                                  $        93,045  $        92,437  $       112,934  $      131,682
                    Operating income                                    6,965            8,699           11,337           4,625
                    Net income                                          3,847            4,319            6,571           2,012
                    Preferred stock dividends                             548              548              467             424
                    Net income applicable to
                      common stock                                      3,299            3,771            6,104           1,588
                    Earnings per common share:
                      Primary                                            0.19             0.18             0.25            0.06
                      Fully diluted                                        --               --             0.24              --

                                  SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to the report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       AMERICAN OIL AND GAS CORPORATION

                                      By: /s/ William P. Conner
                                          William P. Conner
                                          Executive Vice President

Date: June 9, 1994